Form 10-Q
period 2022-03-31
Trine II Acquisition Corp.
filed 2022-05-16
CIK 1841230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

(212) 503-2855

(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were 41,400,000 Class A ordinary shares, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

TRINE II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 7, 2021 (inception) through March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from January 7, 2021 (inception) through March 31, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 7, 2021 (inception) through March 31, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TRINE II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$1,687,508	$1,792,386
Due from Sponsor	—	360,828
Prepaid expenses	444,372	455,781
	2,131,880	2,608,995

Prepaid expenses – non-current	253,480	362,114
Marketable securities held in Trust Account	422,211,867	422,284,274
TOTAL ASSETS	$424,597,227	$425,255,383

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities – accounts payable and accrued expenses	$162,306	$134,323
Warrant liabilities	11,560,000	24,756,000
Deferred underwriting fee	14,490,000	14,490,000
Total Liabilities	26,212,306	39,380,323

Commitments (Note 6)

Class A ordinary shares subject to possible redemption; 41,400,000 shares issued and outstanding, at redemption value as of March 31, 2022 and December 31, 2021	422,280,000	422,284,274

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 41,400,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(23,896,114)	(36,410,249)
Total Shareholders’ Deficit	(23,895,079)	(36,409,214)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$424,597,227	$425,255,383

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRINE II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from January 7, 2021 (Inception) Through March 31,
	2022	2021
Operating costs	$613,732	$5,295
Loss from operations	(613,732)	(5,295)

Other income (expense):
Change in fair value of warrant liabilities	13,196,000	—
Interest earned on marketable securities held in Trust Account	176,382	—
Unrealized loss on marketable securities held in Trust Account	(248,789)	—
Other income, net	13,123,593	—

Net income (loss)	$12,509,861	$(5,295)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	41,400,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.24	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,350,000	9,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.24	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRINE II ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	10,350,000	$1,035	$—	$(36,410,249)	$(36,409,214)

Remeasurement of carrying value to redemption value for Class A ordinary shares	—	—	—	4,274	4,274

Net income	—	—	—	12,509,861	12,509,861
Balance – March 31, 2022	10,350,000	$1,035	$—	$(23,896,114)	$(23,895,079)

FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 7, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	10,350,000	1,035	23,965	—	25,000

Net loss	—	—	—	(5,295)	(5,295)
Balance – March 31, 2021	10,350,000	$1,035	$23,965	$(5,295)	$19,705

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRINE II ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from January 7, 2021 (Inception) Through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$12,509,861	$(5,295)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Interest earned on marketable securities held in Trust Account	(176,382)	—
Unrealized loss on marketable securities held in Trust Account	248,789	—
Change in fair value of warrant liabilities	(13,196,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	120,043	—
Due from sponsor	360,828	—
Accounts payable and accrued expenses	27,983	—
Net cash used in operating activities	(104,878)	(295)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	171,485
Repayment of promissory note – related party	—	(531)
Payment of offering costs	—	(140,620)
Net cash provided by financing activities	—	30,334

Net Change in Cash	(104,878)	30,039
Cash – Beginning of period	1,792,386	—
Cash – End of period	$1,687,508	$30,039

Non-Cash investing and financing activities:
Remeasurement from carrying value to redemption value for Class A ordinary shares	$4,274	$—
Offering costs included in accrued offering costs	$—	$138,132
Offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2022

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

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern

As of March 31, 2022, the Company had $1,687,508 in its operating bank accounts, and working capital of $1,969,574.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 5, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 5, 2023.

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 substantially all of the assets held in the Trust Account were primarily invested in U.S. Treasury securities. At December 31, 2021 substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are reflected as charges against additional paid in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	$(14,490,000)
Class A ordinary shares issuance costs	$(22,001,911)
Plus:
Remeasurement of carrying value to redemption value	$44,776,185
Class A ordinary shares subject to possible redemption, December 31, 2021	422,284,274
Plus:
Remeasurement of Class A ordinary shares subject to redemption	(4,274)
Class A ordinary shares subject to possible redemption, March 31, 2022	$422,280,000

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 41,260,000 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary shares (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the Period from January 7, 2021 (Inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$10,007,889	$2,501,972	$—	$(5,295)
Denominator:
Basic and diluted weighted average common shares outstanding	41,400,000	10,350,000	—	9,000,000
Basic and diluted net income (loss) per common share	$0.24	$0.24	$—	$(0.00)

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to the recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Accordingly, the Company evaluated and will classify the Public and Private Placement Warrants under liability treatment at its fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. See Note 11 for valuation methodology of warrants.

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Recent Accounting Standards

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

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 22, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 12,218,750 Class B ordinary shares (the “Founder Shares”). In February 2021, the Sponsor transferred 25,000 Founder Shares to each of Mrs. Linden and Messrs. Deevy, Dodson, Fulop, Kay, Moran and Seltzer, the Company’s independent directors nominees (collectively with the Sponsor, the “Initial Shareholders”), in each case for the consideration of $51.15 (or approximately $0.002 per share), resulting in the Sponsor holding 12,043,750 Founder Shares. On September 28, 2021, the Sponsor forfeited to the Company 3,593,750 Founder Shares, resulting in the Initial Shareholders holding 8,625,000 Founder Shares. In November 2021, the Company effected a share capitalization with respect to the Founder Shares and issued 1,725,000 Founder Shares to the Sponsor, resulting in the Initial Shareholders holding 10,350,000 Founder Shares. Immediately prior to the Initial Public Offering, the Sponsor forfeited 1,500,000 Class B ordinary shares in connection with the issuance of Class B ordinary shares to the sponsor co-investors, retroactively restated from inception.

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

In connection with the closing of the Initial Public Offering the Sponsor sold 1,500,000 Founder Shares to the sponsor co-investors at their original purchase price. The Company estimated the aggregate fair value of the Founder Shares attributable to the sponsor co-investors to be $10,500,000, or $7.00 per share. The fair value of the Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $10,500,000, of which $9,797,174 were charged to shareholders’ deficit upon the completion of the Initial Public Offering and $702,826 were expensed to the statements of operations and included in transaction costs attributable to warrant liabilities.

Administrative Services Agreement

The Company entered into an agreement commencing on November 2, 2021 through the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a sum of $100,000 per month, for office space, employee benefits and secretarial and administrative services, which includes approximately $41,667 per month payable to the Company’s Chief Executive Officer and approximately $33,333 per month payable to the Company’s Chief Financial Officer. For the three months ended March 31, 2022, the Company incurred and paid $300,000 in fees for these services. At March 31, 2022, included in accounts payable and accrued expenses is $14,859 due to the affiliate of the Sponsor for expenses paid on behalf of the Company.

Promissory Note — Related Party

On January 22, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $500,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. Of the total outstanding loan of $282,953, $281,484 was repaid at the time of the Initial Public Offering. The $1,469 due was netted against the amount due from Sponsor. At the closing of the Initial Public Offering on November 5, 2021, a portion of the proceeds from the sale of the Private Placement Units in the amount of $360,828 was due to the Company to be held outside of the Trust Account for working capital purposes. In January 2022, the $360,828 due from Sponsor was repaid. As of March 31, 2022 and December 31, 2021, there was no amount outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 6. COMMITMENTS

Registration and Shareholders’ Rights

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par or nominal value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par or nominal value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 41,400,000 Class A ordinary shares subject to possible redemption as presented in temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par or nominal value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 10,350,000 Class B ordinary shares issued and outstanding.

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

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 8. WARRANTS

As of March 31, 2022 and December 31, 2021, there are 20,700,000 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022 and December 31, 2021, there are 20,560,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$422,211,867	$422,284,274
Liabilities:
Warrant liability – Public Warrants	1	5,800,000	12,420,000
Warrant liability – Private Placement Warrants	2	5,760,000	12,336,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Public and Private Placement Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A binomial lattice simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant was used as the fair value as of each relevant date. The subsequent measurement of the Private Placement Warrants was calculated using a binomial lattice simulation model which is considered a Level 3 measurement.

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2021	March 31, 2022
Stock price	$9.86	$9.95
Exercise price	$11.50	$11.50
Expected term (in years)	5.0	5.0
Volatility	9.5%	3.5%
Risk-free rate	1.35%	2.41%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrant Liabilities
Fair value as of January 1, 2022	$12,336,000
Change in fair value	(6,576,000)
Transfer to level 2	(5,760,000)
Fair value as of March 31, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants that transferred from a Level 3 measurement to a Level 2 fair value measurement during the three months ended March 31, 2022 was $5,760,000.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 7, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $12,509,861, which consists of the change in fair value of warrant liabilities of $13,196,000 and interest earned on marketable securities held in the Trust Account of $176,382, offset by operating costs of $613,732 and unrealized loss on marketable securities held in the Trust Account of $248,789.

For the period from January 7, 2021 (inception) through March 31, 2021, we had a net loss of $5,295, which consists of operating costs.

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

For the three months ended March 31, 2022, cash used in operating activities was $104,878. Net income of $12,509,861 was affected by interest earned on marketable securities held in the Trust Account of $176,382, unrealized loss on marketable securities held in the Trust Account of $248,789 and changes in fair value of warrant liabilities $13,196,000. Changes in operating assets and liabilities provided $508,854 of cash for operating activities.

For the period from January 7, 2021 (inception) through March 31, 2021, cash used in operating activities was $295. Net loss of $5,295 was affected by the payment of formation costs through the issuance of Class B ordinary shares of $5,000.

As of March 31, 2022, we had marketable securities held in the trust account of $422,211,867 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $1,687,508. We intend to use the funds held outside the trust account primarily to identify and, evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 5, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 5, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

The company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The company’s ordinary shares feature certain redemption rights that are considered to be outside of the company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the company’s balance sheets.

The company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

The company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 41,260,000 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the company.

Derivative Financial Instruments

The company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to the recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. See Note 9 for valuation methodology of warrants.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC and the below risk factor. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations,  or a failure to comply with any laws and regulations,  may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

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

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINE II ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Pierre Henry
	Name:	Pierre Henry
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Richard Miller
	Name:	Richard Miller
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)