Form 10-Q
period 2022-06-30
Trine II Acquisition Corp.
filed 2022-08-15
CIK 1841230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, there were 41,400,000 Class A ordinary shares, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

TRINE II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 7, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 7, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 7, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
Part II. Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Part III. Signatures		26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

TRINE II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,221,917	$1,792,386
Due from Sponsor	—	360,828
Prepaid expenses - current	480,370	455,781
Total Current Assets	1,702,287	2,608,995

Prepaid expenses – non-current	144,846	362,114
Cash and marketable securities held in Trust Account	422,845,940	422,284,274
TOTAL ASSETS	$424,693,073	$425,255,383

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities – accounts payable and accrued expenses	$124,704	$134,323
Warrant liabilities	6,189,000	24,756,000
Deferred underwriting fee payable	14,490,000	14,490,000
Total Liabilities	20,803,704	39,380,323

Commitments (Note 6)

Class A ordinary shares subject to possible redemption; 41,400,000 shares issued and outstanding, at redemption value	422,845,940	422,284,274

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 41,400,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(18,957,606)	(36,410,249)
Total Shareholders’ Deficit	(18,956,571)	(36,409,214)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$424,693,073	$425,255,383

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRINE II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from January 7, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
Operating costs	$500,625	$51	$1,114,357	$5,346
Loss from operations	(500,625)	(51)	(1,114,357)	(5,346)

Other income (expense):
Change in fair value of warrant liabilities	5,371,000	—	18,567,000	—
Interest earned on marketable securities held in Trust Account	491,062	—	667,444	—
Unrealized gain (loss) on marketable securities held in Trust Account	143,011	—	(105,778)	—
Total other income, net	6,005,073	—	19,128,666	—

Net income (loss)	$5,504,448	$(51)	$18,014,309	$(5,346)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	41,400,000	—	41,400,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.11	$—	$0.35	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,350,000	9,000,000	10,350,000	9,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$(0.00)	$0.35	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRINE II ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	10,350,000	$1,035	$—	$(36,410,249)	$(36,409,214)

Remeasurement of carrying value to subject to possible redemption value for Class A ordinary shares	—	—	—	4,274	4,274

Net income	—	—	—	12,509,861	12,509,861
Balance – March 31, 2022	10,350,000	$1,035	$—	$(23,896,114)	$(23,895,079)

Remeasurement of carrying value to subject to possible redemption value for Class A ordinary shares	—	—	—	(565,940)	(565,940)

Net income	—	—	—	5,504,448	5,504,448
Balance – June 30, 2022	10,350,000	$1,035	$—	$(18,957,606)	$(18,956,571)

THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 7, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	10,350,000	1,035	23,965	—	25,000

Net loss	—	—	—	(5,295)	(5,295)
Balance – March 31, 2021	10,350,000	$1,035	$23,965	$(5,295)	$19,705

Net loss	—	—	—	(51)	(51)
Balance – June 30, 2021	10,350,000	$1,035	$23,965	$(5,346)	$19,654

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRINE II ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from January 7, 2021 (Inception) Through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$18,014,309	$(5,346)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Interest earned on marketable securities held in Trust Account	(667,444)	—
Unrealized loss on marketable securities held in Trust Account	105,778	—
Change in fair value of warrant liabilities	(18,567,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	192,679	—
Due from sponsor	360,828	—
Accounts payable and accrued expenses	(9,619)	—
Net cash used in operating activities	(570,469)	(346)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	171,485
Repayment of promissory note – related party	—	(531)
Payment of offering costs	—	(147,992)
Net cash provided by financing activities	—	22,962

Net Change in Cash	(570,469)	22,616
Cash – Beginning of period	1,792,386	—
Cash – End of period	$1,221,917	$22,616

Non-Cash investing and financing activities:
Remeasurement from carrying value to redemption value for Class A ordinary shares subject to possible redemption	$561,666	$—
Offering costs included in accrued offering costs	$—	$408,762
Offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $1,221,917 in its operating bank accounts, and working capital of $1,577,583.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 4, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be one year from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 4, 2023.

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,221,917 and $1,792,386 and no cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 substantially all of the assets held in the Trust Account were primarily invested in U.S. Treasury securities. At December 31, 2021 substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are reflected as charges against additional paid in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	$(14,490,000)
Class A ordinary shares issuance costs	$(22,001,911)
Plus:
Remeasurement of carrying value to redemption value	$44,776,185
Class A ordinary shares subject to possible redemption, December 31, 2021	422,284,274
Plus:
Remeasurement of Class A ordinary shares subject to redemption	(4,274)
Class A ordinary shares subject to possible redemption, March 31, 2022	$422,280,000
Plus:
Remeasurement of Class A ordinary shares subject to redemption	565,940
Class A ordinary shares subject to possible redemption, June 30, 2022	$422,845,940

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

JUNE 30, 2022

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 41,260,000 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary shares (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from January 7, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$4,403,558	$1,100,890	$—	$(51)	$14,411,447	$3,602,862	$—	$(5,346)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	41,400,000	10,350,000	—	9,000,000	41,400,000	10,350,000	—	9,000,000
Basic and diluted net income (loss) per ordinary share	$0.11	$0.11	$—	$(0.00)	$0.35	$0.35	$—	$(0.00)

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to the recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Accordingly, the Company evaluated and classifies the Public and Private Placement Warrants under liability treatment at its fair value and adjust the instrument to fair value at each reporting period. This liability is re-measured at each balance sheet date until the Warrants are exercised or expire, and any change in fair value recognized in the Company’s statements of operations. See Note 9 for valuation methodology of warrants.

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

Certain institutional accredited investors (none of which are affiliated with any member of the Company’s management, the Company’s sponsor or any other sponsor co-investor), which are referred to as the “sponsor co-investors”, purchased Units in the Initial Public Offering at a level of up to and in no event exceeding 8.25% each of the units being sold in the Initial Public Offering without regard to the underwriters’ option to purchase additional units. Since the sponsor co-investors purchased units up to the maximum of 8.25% of the units for which such sponsor co-investor expressed an interest, the sponsor co-investors’ purchases represent an aggregate of 21.5% of the units sold in the Initial Public Offering.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and certain of the sponsor co-investors purchased an aggregate of 20,560,000 Private Placement for an aggregate purchase price of $20,560,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement commencing on November 2, 2021 through the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a sum of $100,000 per month, for office space, employee benefits and secretarial and administrative services, which includes approximately $41,667 per month payable to the Company’s Chief Executive Officer and approximately $33,333 per month payable to the Company’s Chief Financial Officer. For the three and six months ended June 30, 2022, the Company incurred and paid $300,000 and $600,000 in fees for these services, respectively. For the three months ended June 30, 2021 and for the period from January 7, 2021 (inception) through June 30, 2021, the Company did not incur fees for these services. As of June 30, 2022 and December 31, 2021, there were $110,000 and $0 included in accrued expenses in the accompanying condensed balance sheets, respectively.

Promissory Note — Related Party

On January 22, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $500,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. Of the total outstanding loan of $282,953, $281,484 was repaid at the time of the Initial Public Offering. The $1,469 due was netted against the amount due from Sponsor. At the closing of the Initial Public Offering on November 5, 2021, a portion of the proceeds from the sale of the Private Placement Units in the amount of $360,828 was due to the Company to be held outside of the Trust Account for working capital purposes. In January 2022, the $360,828 due from Sponsor was repaid. As of June 30, 2022 and December 31, 2021, there was no amount outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par or nominal value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par or nominal value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 41,400,000 Class A ordinary shares subject to possible redemption as presented in temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par or nominal value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 10,350,000 Class B ordinary shares issued and outstanding.

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

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 8. WARRANTS

As of June 30, 2022 and December 31, 2021, there are 20,700,000 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2022

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

As of June 30, 2022 and December 31, 2021, there are 20,560,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$422,845,940	$422,284,274
Liabilities:
Warrant liability – Public Warrants	1	3,105,000	12,420,000
Warrant liability – Private Placement Warrants	2	3,084,000	12,336,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

TRINE II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Public and Private Placement Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A binomial lattice simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant was used as the fair value as of each relevant date. The subsequent measurement of the Private Placement Warrants was calculated using a binomial lattice simulation model which is considered a Level 3 measurement. As of March 31, 2022, and subsequent measurements, the measurement of the Private Placement Warrants are classified as Level 2 due to the use of the closing price of the Public Warrants, an observable market quote for a similar asset in an active market.

The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2021
Stock price	$9.86
Exercise price	$11.50
Expected term (in years)	5.0
Volatility	9.5%
Risk-free rate	1.35%
Dividend yield	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrant Liabilities
Fair value as of January 1, 2022	$12,336,000
Change in fair value	(6,576,000)
Transfer to level 2	(5,760,000)
Fair value as of June 30, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants that transferred from a Level 3 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2022 was $5,760,000.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 7, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $5,504,448, which consists of the change in fair value of warrant liabilities of $5,371,000, interest earned on marketable securities held in the Trust Account of $491,062 and unrealized gain on marketable securities held in the Trust Account of $143,011, offset by operating costs of $500,625.

For the six months ended June 30, 2022, we had a net income of $18,014,309, which consists of the change in fair value of warrant liabilities of $18,567,000 and interest earned on marketable securities held in the Trust Account of $667,444, offset by operating costs of $1,114,357 and unrealized loss on marketable securities held in the Trust Account of $105,778.

For the three months ended June 30, 2021, we had a net loss of $51, which consists of operating costs.

For the period from January 7, 2021 (inception) through June 30, 2021, we had a net loss of $5,346, which consists of operating costs.

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

For the six months ended June 30, 2022, cash used in operating activities was $570,469. Net income of $18,014,309 was affected by interest earned on marketable securities held in the Trust Account of $667,444, unrealized loss on marketable securities held in the Trust Account of $105,778 and changes in fair value of warrant liabilities $18,567,000. Changes in operating assets and liabilities provided $543,888 of cash for operating activities.

For the period from January 7, 2021 (inception) through June 30, 2021, cash used in operating activities was $346. Net loss of $5,346 was affected by the payment of formation costs through the issuance of Class B ordinary shares of $5,000.

As of June 30, 2022, we had marketable securities held in the trust account of $422,845,940 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $1,221,917. We intend to use the funds held outside the trust account primarily to identify and, evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 4, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be one year from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 4, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

The company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The company’s ordinary shares feature certain redemption rights that are considered to be outside of the company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the company’s balance sheets.

The company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

The company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 41,260,000 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

TRINE II ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Pierre Henry
	Name:	Pierre Henry
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Richard Miller
	Name:	Richard Miller
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)