Form 10-K
period 2022-12-31
Trine II Acquisition Corp.
filed 2023-03-31
CIK 1841230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The Registrant’s Units began trading on the New York Stock Exchange on November 3, 2021 and the Registrant’s Class A ordinary shares began separate trading on the New York Stock Exchange on December 27, 2021. The aggregate market value of the outstanding shares of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the 41,400,000 shares of Class A ordinary shares then outstanding, and the closing price for the Class A ordinary shares as reported on the New York Stock Exchange, on June 30, 2022 was $411,516,000.

As of March 31, 2023, there were 41,400,000 class A ordinary shares, $0.0001 par value, and 10,350,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report (the “annual report”) on Form 10-K includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

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

Company History

On January 22, 2021, our sponsor purchased an aggregate of 12,218,750 Class B ordinary shares (the “Class B ordinary shares” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. In February 2021, our sponsor transferred 25,000 founder shares to each of Josephine Linden and Brian Deevy, David Dodson, Ric Fulop, Jason Kay, Jim Moran and Jamie R. Seltzer, our independent directors, resulting in our sponsor holding 12,043,750 founder shares. On September 28, 2021, our sponsor forfeited to us 3,593,750 founder shares. In November 2021, we effected a share capitalization with respect to our founder shares and issued 1,725,000 founder shares. Immediately prior to the consummation of our IPO, our sponsor forfeited to us at no cost 1,500,000 founder shares in connection with the issuance of 1,500,000 founder shares to certain institutional accredited investors (none of which are affiliated with any member of our management, our sponsor or any other sponsor co-investor), which we refer to as the “sponsor co-investors”), resulting in our initial shareholders holding 8,850,000 founder shares. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of founder shares issued was based on the expectation that the founder shares would represent 20% of the outstanding shares of our issued and outstanding ordinary shares upon completion of the initial public offering (“IPO”).

On November 5, 2021, we completed our IPO of 41,400,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $414,000,000. Each unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

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

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

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

Corporate Information

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

Financial Position

With funds available for a business combination in the amount of approximately $422,280,000 as of December 31, 2022, assuming no redemptions and after payment of up to $14,449,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account as of the closing of the IPO was $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination (the “letter agreement”).

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

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriter of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by (A) a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or (B) a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had access to approximately $545,940 outside the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our office at 228 Park Avenue S., Ste 63482, New York, NY 10003. The cost for this space is included in the $100,000 per month fee for office space, employee benefits and secretarial and administrative services, which includes approximately $41,667 per month payable to the Company’s Chief Executive Officer and approximately $33,333 per month payable to the Company’s Chief Financial Officer. We consider our current office space adequate for our current operations.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following November 5, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

●	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;

●	our public shareholders’ ability to exercise redemption rights;

●	the requirement that we complete our initial business combination within the completion window;

●	the possibility that NYSE may delist our securities from trading on its exchange;

●	being declared an investment company under the Investment Company Act;

●	complying with changing laws and regulations;

●	the performance of the prospective target business or businesses;

●	our ability to select an appropriate target business or businesses;

●	the pool of prospective target businesses available to us and the ability of our officers and directors

●	to generate a number of potential business combination opportunities;

●	the issuance of additional Class A ordinary shares in connection with a business combination that may dilute the interest of our shareholders;

●	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our ability to obtain additional financing to complete our initial business combination;

●	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;

●	our ability to redeem your unexpired warrants prior to their exercise;

●	our public securities’ potential liquidity and trading; and

●	provisions in our amended and restated memorandum and articles of association and Cayman Islands law.

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

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

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

The amount deposited in our trust account is $10.20 per public share. Such amount will be increased by an anticipated $0.05 per public share pursuant to our sponsor’s purchase of additional private placement warrants for each of the two 3-month extensions of the completion window that our sponsor may elect to effectuate. However, prior to the IPO, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.002 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $414,066,935, which is the amount in cash we would have for our initial business combination in the trust account, and no public shares are redeemed in connection with our initial business combination and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs (after payment of $14,490,000 of deferred underwriting commissions), any equity issued or cash paid to the target’s equity holders or other third parties, or the target business itself, including its assets, liabilities, management and prospects, or the impact of our public warrants and private placement warrants. At such valuation, each ordinary share would have an implied value of $8.00 per share upon consummation of our initial business combination, which would be a 21.56% decrease as compared to the initial implied value per public share of $10.20 (the amount deposited in the trust account per unit sold in our IPO, assuming no value is ascribed to the public warrants).

Public Shares: 41,400,000
Founder Shares: 10,350,000
Total Shares: 51,750,000
Total funds in trust available for initial business combination, after payment of $14,490,000 deferred underwriting commissions: $414,066,935
Initial value per public share: $10.20
Implied value per share upon consummation of initial business combination: $8.00

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our annual report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

On January 22, 2021, our sponsor paid $25,000, or approximately $0.002 per share, to cover certain of our offering and formation costs in consideration of 12,218,750 Class B ordinary shares, each having a par or nominal value of $0.0001. In February 2021, our sponsor transferred 25,000 founder shares to each of Mrs. Linden and Messrs. Deevy, Dodson, Fulop, Kay, Moran and Seltzer, our independent directors, resulting in our sponsor holding 12,043,750 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. On September 28, 2021, our sponsor forfeited to us 3,593,750 Class B ordinary shares in order to maintain the number of Class B ordinary shares, on an as converted basis, at 20% of our issued and outstanding ordinary shares upon consummation of our IPO, resulting in our initial shareholders holding 8,625,000 founder shares. In November 2021, we effected a share capitalization with respect to our Class B ordinary shares and issued 1,725,000 Class B ordinary shares to our sponsor in order to maintain the number of Class B ordinary shares, on an as converted basis, at 20% of our issued and outstanding ordinary shares upon consummation of our IPO, resulting in our initial shareholders holding 10,350,000 founder shares. Immediately prior to the closing of the IPO, our sponsor forfeited to us 1,500,000 Class B ordinary shares in connection with the issuance of Class B ordinary shares to the sponsor co-investors and we delivered an aggregate of (i) 1,500,000 Class B ordinary shares, or approximately 14.5% of the issued and outstanding Class B ordinary shares and (ii) 2,400,000 private placement warrants to our sponsor co-investors. As of the date of this annual report, our initial shareholders hold 8,885,000 founder shares. The founder shares will be worthless if we do not complete an initial business combination. Concurrently with the completion of the IPO, our sponsor and certain sponsor co-investors purchased an aggregate of 20,560,000 for $20,560,000 in the aggregate. An aggregate of $422,280,000 was placed in a trust account at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to certain adjustments.

The founder shares are identical to the shares of Class A ordinary shares included in the units sold in the IPO, except that: (1) only holders of the founder shares have the right to vote on the election of directors prior to our initial business combination; (2) the founder shares are subject to certain transfer restrictions, as described in more detail below; (3) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (b) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window; and (c) waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the completion window); (4) the founder shares are automatically convertible into shares of our Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (5) the holders of founder shares are entitled to registration rights.

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

Like most special purpose acquisition companies, our structure may not fully align the economic interests of our sponsor and those persons, including our officers and directors, who have interests in our sponsor with the economic interests of our public shareholders. Our sponsor has invested in us an aggregate of $18,236,000, comprised of the $25,000 purchase price for the founder shares and the $18,211,000 purchase price for its private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 8,850,000 founder shares held by our initial shareholders would have an aggregate implied value of $88,500,000. Even if the trading price of our Class A ordinary shares was as low as $2.06 per share, and the private placement warrants were worthless, the value of the founder shares would be greater than the sponsor’s initial investment in us. As a result, so long as we complete an initial business combination, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our sponsor and members of our management team who own interests in our sponsor may have incentives to pursue and consummate an initial business combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equityholders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public shareholders or liquidate and return all of the cash in the trust to the public shareholders. For the foregoing reasons, you should consider our sponsor’s and management team’s financial incentive to complete an initial business combination when evaluating whether to invest in public shares and/or redeem your public shares prior to or in connection with an initial business combination.

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

As of December 31, 2022, we had $545,940 in cash and working capital of $738,441. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than the holders of 90% of our ordinary shares attending and voting at our general meeting. Our initial shareholders and their respective permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 17.1% of our Class A ordinary shares upon the closing of our IPO, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our office at 228 Park Avenue S., Ste 63482, New York, NY 10003. The cost for this space is included in the $100,000 per month fee for office space, employee benefits and secretarial and administrative services, which includes approximately $41,667 per month payable to the Company’s Chief Executive Officer and approximately $33,333 per month payable to the Company’s Chief Financial Officer. We consider our current office space adequate for our current operations.

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

Holders

Although there are a larger number of beneficial owners, at March 31, 2023, there was one holder of record of our units, one holder of record of our separately traded ordinary shares and one holder of record of our separately traded warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On January 22, 2021, our sponsor purchased an aggregate of 12,218,750 founder shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. In February 2021, our sponsor transferred 25,000 founder shares to each of Mrs. Linden and Messrs. Deevy, Dodson, Fulop, Kay, Moran and Seltzer, our independent directors, resulting in our sponsor holding 12,043,750 founder shares. On September 28, 2021, our sponsor forfeited to us 3,593,750 founder shares in order to maintain the number of founder shares, on an as converted basis, at 20% of our issued and outstanding ordinary shares upon consummation of our IPO, resulting in our initial shareholders holding 8,625,000 founder shares. In November 2021, we effected a share capitalization with respect to our founder shares and issued 1,725,000 founder shares to our sponsor in order to maintain the number of founder shares, on an as converted basis, at 20% of our issued and outstanding ordinary shares upon consummation of our IPO, resulting in our initial shareholders holding 10,350,000 founder shares. Immediately prior to the consummation of our IPO, our sponsor forfeited at no cost 1,500,000 founder shares in connection with the issuance of 1,500,000 founder shares to the sponsor co-investors, resulting in our initial shareholders holding 8,850,000 founder shares. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of our issued and outstanding ordinary shares upon completion of the IPO.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 7, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $25,633,642, which consists of the change in fair value of warrant liabilities of $21,459,326 and interest earned on marketable securities held in the Trust Account of $6,319,879, offset by unrealized loss on marketable securities held in the Trust Account of $47,218 and operating costs of $2,098,345.

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

For the year ended December 31, 2022, cash used in operating activities was $1,246,446. Net income of $25,633,642 was affected by interest earned on marketable securities held in the Trust Account of $6,319,879, unrealized loss on marketable securities held in the Trust Account of $47,218 and changes in fair value of warrant liabilities $21,459,326. Changes in operating assets and liabilities provided $851,899 of cash for operating activities.

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

As of December 31, 2022, we had marketable securities held in the trust account of $428,556,935 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $545,940. We intend to use the funds held outside the trust account primarily to identify and, evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Redemption

The company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The company’s ordinary shares feature certain redemption rights that are considered to be outside of the company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the company’s balance sheets.

The company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 41,260,000 Class A ordinary shares in the aggregate. As of December 31, 2022 and 2021, the company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the company.

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

Warrant Instruments

The Company accounts for the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements from equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Leo Hindery, Jr.	75	Chairman of the Board of Directors
Pierre M. Henry	34	Chief Executive Officer
Mark J. Coleman	64	Executive Vice President and General Counsel
Richard A. Miller	45	Executive Vice President and Chief Financial Officer
Brian Deevy	67	Director
David Dodson	62	Director
Ric Fulop	47	Director
Jason Kay	53	Director
Josephine Linden	71	Director
Jim Moran	58	Director
Jamie R. Seltzer	34	Director

Leo Hindery, Jr. is our Chairman. From September 2018 until December 2020, Mr. Hindery was the Chief Executive Officer and Chairman of Trine I, which successfully closed its initial business combination with Desktop Metal on December 9, 2020. In January 1988, Mr. Hindery founded, and ran as Managing Partner, InterMedia Partners, a series of media industry investment funds. In February 1997, he was named President and CEO of Tele-Communications, Inc. (TCI), then the world’s largest cable television system operator. In March 1999, TCI merged into AT&T and Mr. Hindery became President and CEO of AT&T Broadband. In November 1999, Mr. Hindery was named Chairman and CEO of GlobalCenter Inc., a major Internet services company which fourteen months later merged into Exodus Communications, Inc. Following this merger, until October 2004, he was the founding Chairman and CEO of The YES Network, the regional television home of the New York Yankees, after which he reconstituted and ran InterMedia Partners until the founding of Trine I. Mr. Hindery, formerly Chairman of the National Cable Television Association and of C-SPAN, has been recognized as one of the cable industry’s “25 Most Influential Executives Over the Past 25 Years” and one of the “30 Individuals with the Most Significant Impact on Cable’s Early History.” He is a member of the Council on Foreign Relations and a Director of Hemisphere Media Group, Inc. and Desktop Metal, Inc.. Mr. Hindery has an MBA from the Stanford University Graduate School of Business and received an undergraduate degree from Seattle University. Mr. Hindery is well-qualified to serve on our Board of Directors due to his extensive industry and board of directors experience.

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

Mark J. Coleman is our Executive Vice President and General Counsel, and was a member of the founding management team and Executive Vice President and General Counsel of Trine I, which successfully closed its initial business combination with Desktop Metal on December 9, 2020. Prior to Trine I, Mr. Coleman was Executive Vice President and General Counsel of the seventh InterMedia Partners private equity fund, among the world’s first private equity firms specializing in disruptive media and communications investing. The first of InterMedia Partners’ fund was formed with Mr. Coleman’s participation in 1988. Mr. Coleman is an Executive Vice President and General Counsel of the fund that manages the controlling shareholder of Hemisphere Media Group, Inc., itself the result of a SPAC merger transaction with one of InterMedia’s portfolio companies in 2013. Before that, Mr. Coleman was Executive Vice President and General Counsel of The YES Network, the regional sports network home of the New York Yankees, which he co-founded in June 2001. Prior to YES, Mr. Coleman was Executive Vice President and General Counsel at GlobalCenter Inc., a Silicon Valley-based internet services and web-hosting company. Previously, from June 1998 to December 1999, Mr. Coleman was a Senior Partner at Orrick, Herrington & Sutcliffe LLP, prior to which he was a Partner at Pillsbury Madison & Sutro LLP, which he joined in 1984. Mr. Coleman has over 30 years of experience in media, technology and private equity. Mr. Coleman is the Executive Vice President and General Counsel of SOAR Technology Acquisition Corp. and serves on the board of directors of TILT Holdings Inc.. He has a J.D. from the University of California, Berkeley and a B.A. from Pomona College.

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

Audit Committee

The members of our audit committee are Brian Deevy, Jim Moran and Josephine Linden, and Jim Moran serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

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

Compensation Committee

The members of our Compensation Committee are Jason Kay and Jamie R. Seltzer, and Jamie R. Seltzer serves as chairman of the compensation committee. Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Messrs. Kay and Seltzer is independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Nominating Committee

The members of our nominating committee are Jason Kay and Jamie R. Seltzer, and Jason Kay serves as chair of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Messrs. Kay and Seltzer is independent.

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

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.1

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from January 7, 2021 (inception) through December 31, 2022, there were no delinquent filers.

[1]	NTD: Company to confirm.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Leo Hindery, Jr.	InterMedia Advisors, LLC.	Investments	Principal
	HL Capital	Investments	Principal
	Hemisphere Media Group, Inc.	Media	Director
	Desktop Metal, Inc.	Manufacturing	Director

Mark J. Coleman	InterMedia Advisors, LLC.	Investments	Principal & General Counsel
	JPK Capital	Investments	General Counsel
	TILT Holdings Inc.	Cannabis	Director
	SOAR Technology Acquisition Corp.	SPAC	EVP and General Counsel

Richard A. Miller	Evora Partners, LLC	Consulting	Managing Director

Ric Fulop	Desktop Metal, Inc.	Manufacturing	CEO & Chairman
Brian Deevy	Liberty Media Corporation	Media Investments	Director

Brian Deevy	Catalyst Investors II through V

David Dodson	Futaleufu Partners, II	Investments	General Partner
	Futaleufu Partners, III	Investments	General Partner
	Futaleufu Partners, IV	Investments	General Partner
	Elk Capital Partners, LLC	Software	Director
	ProPoint Solutions, LLC	Software	Director
	Buck Jack Capital, LLC	Healthcare	Director
	Kerwood Capital Partners, LLC	Technology	Director

Name of Individual	Entity Name	Entity’s Business	Affiliation
	AltEquity, LLC	Business Services	Director
	Radiation Detection Company	Healthcare	Director
	Aquavita Holdings	Business Services	Director
	Castle Capital Fund 01, LLC	Recycling	Director

Jason Kay	Kay2 Ventures	Investments	Founder

Josephine Linden	Linden Global Strategies	Investments	Founder
	Lands’ End E&P Financial Group Limited	Retail Finance	Director

Jim Moran	JMVentures Elastic Path Software	Investments Technology	Founder and Director

Jamie R. Seltzer	LightShed Ventures	Investments	General Partner

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

	Ordinary Shares Beneficially Owned
	Number	Percent(2)
Directors and Executive Officers:(1)
Leo Hindery, Jr.(3)	8,675,000	16.7%
Pierre M. Henry(3)	8,675,000	16.7%
Mark J. Coleman	—	—
Richard A. Miller	—	—
Brian Deevy	25,000
David Dodson	25,000	*
Ric Fulop	25,000	*
Jason Kay	25,000	*
Josephine Linden	25,000	*
Jim Moran	25,000	*
Jamie R. Seltzer	25,000	*
All officers and directors as a group (11 individuals)	8,850,000	17.1%
5% Shareholders:
Robin Trine II LLC(3)	8,675,000	16.7%
Acanthis Master, LLC(3)	8,675,000	16.7%
MIC Capital Management UK LLP(4)	2,970,000	5.7%

*	Less than one percent.

(1)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into shares of Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(2)	The percentage of beneficial ownership of our ordinary shares is based on a total of 41,400,000 Class A ordinary shares and 10,350,000 Class B ordinary shares issued and outstanding as of December 31, 2022. The percentage of beneficial ownership and assumes conversion of all Class B ordinary shares into Class A ordinary shares.

(3)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into shares of Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment. Our sponsor is the record holder of such shares. Each of Leo Hindery, Jr., our Chairman, and Pierre M. Henry, our Chief Executive Officer and a director, is a managing member of Acanthis Master, LLC, the managing member of our sponsor, and as such each has voting and investment discretion with respect to the ordinary shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the ordinary shares held directly by our sponsor. Additionally, certain of our officers and directors also hold, or may in the future hold, indirect interests in our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The business address of each of these entities and individuals 228 Park Avenue S., Ste 63482, New York, NY 10003.

(4)	Based solely on a Schedule 13G, filed with the SEC on November 10, 2021. The address of MIC Capital Management UK LLP is Floor 7, 25 Berkeley Square, London, United Kingdom.

Our initial shareholders beneficially owns 17.1% of the issued and outstanding ordinary shares and has the right to appoint all of our directors and to vote to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination. Holders of our public shares do not have the right to appoint any directors to our board of directors or to vote to continue our company in a jurisdiction outside the Cayman Islands (including, but not limited to, the approval of the organizational documents of our company in such other jurisdiction) prior to our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 22, 2021, our sponsor purchased an aggregate of 12,218,750 founder shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. In February 2021, our sponsor transferred 25,000 founder shares to each of Mrs. Linden and Messrs. Deevy, Dodson, Fulop, Kay, Moran and Seltzer, our independent directors, resulting in our sponsor holding 12,043,750 founder shares. On September 28, 2021, our sponsor forfeited to us 3,593,750 founder shares in order to maintain the number of founder shares, on an as converted basis, at 20% of our issued and outstanding ordinary shares upon consummation of our IPO, resulting in our initial shareholders holding 8,625,000 founder shares. In November 2021, we effected a share capitalization with respect to our founder shares and issued 1,725,000 founder shares to our sponsor in order to maintain the number of founder shares, on an as converted basis, at 20% of our issued and outstanding ordinary shares upon consummation of our IPO, resulting in our initial shareholders holding 10,350,000 founder shares. Immediately prior to the consummation of our IPO, our sponsor forfeited at no cost 1,500,000 founder shares in connection with the issuance of 1,500,000 founder shares to the sponsor co-investors, resulting in our initial shareholders holding 8,850,000 founder shares. All share and per-share amounts have been retroactively restated to reflect the stock dividends. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of our issued and outstanding ordinary shares upon completion of the IPO.

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

We entered into agreements with three sponsor co-investors, pursuant to which such sponsor co-investors purchased an aggregate of 8,910,000 units sold in our IPO and also purchased an aggregate of (i) 1,500,000 Class B ordinary shares and (ii) 2,400,000 private placement warrants from us immediately prior to the closing of our IPO. Each of the sponsor co-investors agreed with us that, if such sponsor co-investor failed to purchase its allocation of units, such sponsor co-investor will not be entitled to retain the founder shares and/or private placement warrants and will forfeit any founder shares and/or private placement warrants previously delivered to such sponsor co-investor. Moreover, certain of the sponsor co-investors will agree to forfeit up to half of the founder shares and/or private placements they receive in the event that they redeem, sell or otherwise dispose of any units or Class A ordinary shares they receive in this offering and do not hold an aggregate amount of units or Class A ordinary shares at the completion of our initial business combination equal to or exceeding the amount they purchase in this offering. There can be no assurance that our sponsor co-investors will retain any units they purchased in the IPO at the consummation of our initial business combination.

Each of the sponsor co-investors agreed to vote all of the founder shares it owns in favor of an initial business combination and have also agreed not to redeem any founder shares it owns in connection with the completion of our initial business combination. The sponsor co-investors are not obligated to refrain from redemption with respect to Class A ordinary shares purchased as part of the units in this offering or through open market purchases subsequent to the closing of this offering. The sponsor co-investors have not been granted any material additional shareholder or other rights, other than the founder shares.

Any units purchased by the sponsor co-investors were at the public offering price of $10.00 per unit. However, the founder shares purchased by the sponsor co-investors immediately prior to the closing of this offering were purchased at less than $10.00 per share. As a result, our sponsor co-investors may have different interests with respect to a vote on an initial business combination than other public shareholder. Our sponsor co-investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they purchased in the IPO as the rights afforded to our public shareholders.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021 totaled $92,185 and $137,505, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for any audit-related fees for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021.

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

4.4

Warrant Agreement, dated November 2, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

4.5	Description of Securities of the Company (incorporated by reference to the Exhibit 4.5 filed with the Company’s annual report on Form 10-K filed by the Registrant on March 31, 2022).

10.1	Promissory Note, dated January 22, 2021, issued to Robin Trine II LLC (incorporated by reference to Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 18, 2021).

10.2	Letter Agreement, dated November 2, 2021, among the Registrant, Robin Trine II LLC and its executive officers and directors (incorporated by reference to the Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

10.3	Investment Management Trust Agreement, dated November 2, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

10.4	Registration and Shareholder Rights Agreement, dated November 2, 2021, among the Registrant, Robin Trine II LLC and certain other securityholders named therein (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

10.5	Securities Subscription Agreement, dated January 18, 2021, between the Registrant and Robin Trine II LLC (incorporated by reference to Exhibit 10.6 filed with the Company’s registration statement on Form S-1 filed by the Registrant on February 18, 2021).

10.6	Private Placement Warrants Purchase Agreement, dated November 2, 2021, between the Registrant and Robin Trine II LLC (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

10.7	Indemnification Agreement, dated as of November 2, 2021, by and between the Registrant and Pierre M. Henry (incorporated by reference to the Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

Exhibit Number	Description
10.8	Indemnification Agreement, dated as of November 2, 2021, by and between the Registrant and Mark J. Coleman (incorporated by reference to the Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

10.9	Indemnification Agreement, dated as of November 2, 2021, by and between the Registrant and Richard A. Miller (incorporated by reference to the Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

10.10	Indemnification Agreement, dated as of November 2, 2021, by and between the Registrant and Brian Deevy (incorporated by reference to the Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

10.11	Indemnification Agreement, dated as of November 2, 2021, by and between the Registrant and David Dodson (incorporated by reference to the Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

10.12	Indemnification Agreement, dated as of November 2, 2021, by and between the Registrant and Ric Fulop (incorporated by reference to the Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

10.13	Indemnification Agreement, dated as of November 2, 2021, by and between the Registrant and Jason Kay (incorporated by reference to the Exhibit 10.13 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

10.14	Indemnification Agreement, dated as of November 2, 2021, by and between the Registrant and Jim Moran (incorporated by reference to the Exhibit 10.14 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

10.15	Indemnification Agreement, dated as of November 2, 2021, by and between the Registrant and Josephine Linden (incorporated by reference to the Exhibit 10.15 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

10.16	Indemnification Agreement, dated as of November 2, 2021, by and between the Registrant and Jamie R. Seltzer (incorporated by reference to the Exhibit 10.16 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

10.16	Administrative Services Agreement, dated as of November 2, 2021, by and between the Registrant and Acanthis Management, LLC (incorporated by reference to the Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on November 5, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 31st day of March, 2023.

Trine II Acquisition Corp.

By:	/s/ Pierre M. Henry
Name:	Pierre M. Henry
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Pierre M. Henry	Chief Executive Officer, Director	March 31, 2023
Pierre M. Henry	(Principal Executive Officer)

/s/ Richard A. Miller	Chief Financial Officer	March 31, 2023
Richard A. Miller	(Principal Financial and Accounting Officer)

/s/ Leo Hindery, Jr.	Chairman of the Board of Directors	March 31, 2023
Leo Hindery, Jr.

/s/ Brian Deevy	Director	March 31, 2023
Brian Deevy

/s/ David Dodson	Director	March 31, 2023
David Dodson

/s/ Ric Fulop	Director	March 31, 2023
Ric Fulop

/s/ Jason Kay	Director	March 31, 2023
Jason Kay

/s/ Josephine Linden	Director	March 31, 2023
Josephine Linden

/s/ Jim Moran	Director	March 31, 2023
Jim Moran

/s/ Jamie R. Seltzer	Director	March 31, 2023
Jamie R. Seltzer

TRINE II ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trine II Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Trine II Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2023

TRINE II ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$545,940	$1,792,386
Due from Sponsor	—	360,828
Prepaid expenses	387,864	455,781
Total current assets	933,804	2,608,995

Prepaid expenses – non-current	—	362,114
Cash and marketable securities held in Trust Account	428,556,935	422,284,274
TOTAL ASSETS	$429,490,739	$425,255,383

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities – accounts payable and accrued expenses	$195,363	$134,323
Warrant liabilities	3,296,674	24,756,000
Deferred underwriting fee payable	14,490,000	14,490,000
TOTAL LIABILITIES	17,982,037	39,380,323

Commitments (Note 6)

Class A ordinary shares subject to possible redemption; 41,400,000 shares issued and outstanding, at redemption value	428,556,935	422,284,274

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 41,400,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(17,049,268)	(36,410,249)
TOTAL SHAREHOLDERS’ DEFICIT	(17,048,233)	(36,409,214)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$429,490,739	$425,255,383

The accompanying notes are an integral part of the financial statements.

TRINE II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from January 7, 2021 (Inception) Through December 31,
	2022	2021
Operating costs	$2,098,345	$431,288
Loss from operations	(2,098,345)	(431,288)

Other income (expense):
Transaction costs	—	(1,550,441)
Change in fair value of warrant liabilities	21,459,326	4,331,600
Interest earned on marketable securities held in Trust Account	6,319,879	4,274
Unrealized losson marketable securities held in Trust Account	(47,218)	—
Total other income, net	27,731,987	2,785,433

Net income	$25,633,642	$2,354,145

Basic weighted average shares outstanding, Class A ordinary shares	41,400,000	6,605,128
Basic net income per share, Class A ordinary shares	$0.50	$0.15

Basic weighted average shares outstanding, Class B ordinary shares	10,350,000	9,215,385
Basic net income per share, Class B ordinary shares	$0.50	$0.15

Diluted weighted average shares outstanding, Class A ordinary shares	41,400,000	6,605,128
Diluted net income per share, Class A ordinary shares	$0.50	$0.14

Diluted weighted average shares outstanding, Class B ordinary shares	10,350,000	10,350,000
Diluted net income per share, Class B ordinary shares	$0.50	$0.14

The accompanying notes are an integral part of the financial statements.

TRINE II ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 7, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	10,350,000	1,035	23,965	—	25,000

Contribution in excess of fair value from the sale of 20,560,000 Private Placement Warrants	—	—	5,987,826	—	5,987,826

Remeasurement of carrying value to redemption value for Class A ordinary shares	—	—	(6,011,791)	(38,764,394)	(44,776,185)

Net income	—	—	—	2,354,145	2,354,145

Balance – December 31, 2021	10,350,000	1,035	—	(36,410,249)	(36,409,214)

Remeasurement of carrying value to redemption value for Class A ordinary shares	—	—	—	(6,272,661)	(6,272,661)

Net income	—	—	—	25,633,642	25,633,642

Balance – December 31, 2022	10,350,000	$1,035	$—	$(17,049,268)	$(17,048,233)

The accompanying notes are an integral part of the financial statements.

TRINE II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from January 7, 2021 (Inception) Through December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$25,633,642	$2,354,145
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Interest earned on marketable securities held in Trust Account	(6,319,879)	(4,274)
Transaction costs allocable to warrants	—	1,550,441
Unrealized loss on marketable securities held in Trust Account	47,218	—
Change in fair value of warrant liabilities	(21,459,326)	(4,331,600)
Changes in operating assets and liabilities:
Prepaid expenses	430,031	(817,895)
Due from sponsor	360,828	(360,828)
Accounts payable and accrued expenses	61,040	134,323
Net cash used in operating activities	(1,246,446)	(1,470,688)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(422,280,000)
Net cash used in investing activities	—	(422,280,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	405,720,000
Proceeds from sale of Private Warrants	—	20,560,000
Proceeds from promissory note – related party	—	283,484
Repayment of promissory note – related party	—	(283,484)
Payment of offering costs	—	(736,926)
Net cash provided by financing activities	—	425,543,074

Net Change in Cash	(1,246,446)	1,792,386
Cash – Beginning	1,792,386	—
Cash – Ending	$545,940	$1,792,386

Non-Cash Investing and Financing Activities:
Remeasurement from carrying value to redemption value for Class A ordinary shares	$6,272,661	$44,776,185
Offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000
Deferred underwriting fee payable	$—	$14,490,000

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will have (i) the 18-month period from the closing of the Initial Public Offering in which the Company must complete a Business Combination, (ii) the 21-month or 24-month period, as applicable, from the closing of the Initial Public Offering in which the Company must complete a Business Combination if the Sponsor has extended the period of time for the Company to complete a Business Combination by purchasing an additional 1,800,000 or (2,070,000 if the underwriters’ overallotment option is exercised in full, as more fully described in Note 6) Private Placement Warrants by depositing $1,800,000 (or $2,070,000 if the underwriters’ Over-allotment Option is exercised in full) for each 3-month extension for an aggregate of $3,600,000 (or $4,140,000 if the underwriters’ Over-allotment Option is exercised in full), or (iii) such other extended time period in which the Company must complete a Business Combination pursuant to an amendment to its amended and restated memorandum and articles of association (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay the Company’s taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $545,940 in its operating bank accounts, and working capital of $738,441.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $545,940 and $1,792,386 and no cash equivalents as of December 31, 2022 and 2021, respectively.

Marketable Securities Held in Trust Account

At December 31, 2022 substantially all of the assets held in the Trust Account were primarily invested in U.S. Treasury securities. At December 31, 2021 substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account and unrealized loss on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are reflected as charges against additional paid in capital and accumulated deficit.

At December 31, 2022 and 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(14,490,000)
Class A ordinary shares issuance costs	(22,001,911)
Plus:
Remeasurement of carrying value to redemption value	44,776,185
Class A ordinary shares subject to possible redemption, December 31, 2021	422,284,274
Plus:
Remeasurement of Class A ordinary shares subject to redemption	6,272,661
Class A ordinary shares subject to possible redemption, December 31, 2022	$428,556,935

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 41,260,000 Class A ordinary shares in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary shares (in dollars, except per share amounts):

	For the Year Ended December 31,		For The Period from January 7, 2021 (Inception) Through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$20,506,914	$5,126,728	$982,865	$1,371,280
Denominator:
Basic weighted average shares outstanding	41,400,000	10,350,000	6,605,128	9,215,385
Basic net income per ordinary shares	$0.50	$0.50	$0.15	$0.15
Diluted net income per ordinary share
Numerator:
Allocation of net income	$20,506,914	$5,126,728	$917,093	$1,437,052
Denominator:
Diluted weighted average shares outstanding	41,400,000	10,350,000	6,605,128	10,350,000
Diluted net income per ordinary shares	$0.50	$0.50	$0.14	$0.14

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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

Warrant Instruments

The Company accounts for the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements of equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary share, among other conditions for equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and certain of the sponsor co-investors purchased an aggregate of 20,560,000 Private Placement for an aggregate purchase price of $20,560,000, in a private placement. The fair value of the Private Placement Warrants at the Initial Public Offering was $14,597,600, of which the excess of $5,987,826 is included in additional paid in capital on the accompanying statement of stockholders’ equity. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

In connection with the closing of the Initial Public Offering the Sponsor sold 1,500,000 Founder Shares to the sponsor co-investors at their original purchase price. The Company estimated the aggregate fair value of the Founder Shares attributable to the sponsor co-investors to be $10,500,000, or $7.00 per share. The fair value of the Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $10,500,000, of which $9,797,174 were charged to shareholders’ deficit upon the completion of the Initial Public Offering and $702,826 were expensed to the statements of operations and included in transaction costs.

Administrative Services Agreement

The Company entered into an agreement commencing on November 2, 2021 through the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a sum of $100,000 per month, for office space, employee benefits and secretarial and administrative services, which includes approximately $41,667 per month payable to the Company’s Chief Executive Officer and approximately $33,333 per month payable to the Company’s Chief Financial Officer. For the year ended December 31, 2022, the Company incurred and paid $1,200,000 in fees for these services. For the period from January 7, 2021 (inception) through December 31 2021, the Company incurred and paid $200,000 in fees for these services. As of December 31, 2022 and 2021, there were $165,000 and $0 included in accounts payable and accrued expenses in the accompanying balance sheets, respectively.

Promissory Note — Related Party

On January 22, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $500,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. Of the total outstanding loan of $282,953, $281,484 was repaid at the time of the Initial Public Offering. The $1,469 due was netted against the amount due from Sponsor. At the closing of the Initial Public Offering on November 5, 2021, a portion of the proceeds from the sale of the Private Placement Units in the amount of $360,828 was due to the Company to be held outside of the Trust Account for working capital purposes. In January 2022, the $360,828 due from Sponsor was repaid. As of December 31, 2022 and 2021, there was no amount outstanding under the Promissory Note.

Due from Sponsor

At the closing of the Initial Public Offering on November 5, 2021, a portion of the proceeds from the sale of the Private Placement Units in the amount of $360,828 was due to the Company to be held outside of the Trust Account for working capital purposes. In January 2022, $360,828 due from Sponsor was subsequently repaid.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par or nominal value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par or nominal value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were no Class A ordinary shares issued and outstanding, excluding 41,400,000 Class A ordinary shares subject to possible redemption as presented in temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par or nominal value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 10,350,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANTS

As of December 31, 2022 and 2021, there are 20,700,000 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2022 and 2021, there are 20,560,000 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$428,556,935	$422,284,274
Liabilities:
Warrant liability – Public Warrants	1	1,653,930	12,420,000
Warrant liability – Private Placement Warrants	2	1,642,744	12,336,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

The Public and Private Placement Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the closing date of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A binomial lattice simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant was used as the fair value as of each relevant date. The subsequent measurement of the Private Placement Warrants was calculated using a binomial lattice simulation model which is considered a Level 3 measurement. As of March 31, 2022, and subsequent measurements, the measurement of the Private Placement Warrants are classified as Level 2 due to valuing the Private Placement Warrants using the closing price of the Public Warrants, an observable market quote for a similar asset in an active market.

The following table provides quantitative information regarding Level 3 fair value measurements:

	November 5, 2021 (initial measurement)	December 31, 2021
Stock price	$9.71	$9.86
Exercise price	$11.50	$11.50
Expected term (in years)	5.0	5.0
Volatility	11.5%	9.5%
Risk-free rate	1.17%	1.35%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrant Liabilities
Fair value as of January 1, 2022	$12,336,000
Change in fair value	(6,576,000)
Transfer to level 2	(5,760,000)
Fair value as of December 31, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants that transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2022 was $5,760,000.

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